Form 10-Q
period 1996-03-31
PUBLIC STORAGE PROPERTIES XV INC
filed 1996-05-13
CIK 870499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ----------------------

Commission File Number 1-10837

                       PUBLIC STORAGE PROPERTIES XV, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                              95-4300885
- - --------------------------------                        -----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

         701 Western Ave.
       Glendale, California                                          91201-2349
- - -----------------------------------------                ----------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       --    --

The number of shares outstanding of the Company's classes of common stock as of March 31, 1996:

               2,149,885 shares of $.01 par value Series A shares
                232,762 shares of $.01 par value Series B shares 659,494 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at March 31, 1996
    and December 31, 1995                                                 2

  Condensed Statements of Income for the three
    months ended March 31, 1996 and 1995                                  3

  Condensed Statement of Shareholders' Equity for the
    three months ended March 31, 1996                                     4

  Condensed Statements of Cash Flows for the
    three months ended March 31, 1996 and 1995                            5

  Notes to Condensed Financial Statements                                 6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       7-9


PART II.  OTHER INFORMATION                                              10

                       PUBLIC STORAGE PROPERTIES XV, INC.
                            CONDENSED BALANCE SHEETS


                                                                                    March 31,          December 31,
                                                                                       1996                 1995
                                                                                 -------------          -----------
                                                                                      (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                        $     413,000        $     825,000
Marketable securities of affiliate
   at market value (cost of $339,000)                                                  469,000              437,000
Rent and other receivables                                                              35,000               42,000
Prepaid expenses                                                                       253,000              358,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     31,959,000           31,919,000
      Land                                                                          16,992,000           16,992,000
                                                                                 -------------          -----------
                                                                                    48,951,000           48,911,000

      Less accumulated depreciation                                                (11,935,000)         (11,617,000)
                                                                                 -------------         ------------
                                                                                    37,016,000           37,294,000
                                                                                 -------------         ------------

           Total assets                                                           $ 38,186,000          $38,956,000
                                                                                  ============          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                  $    441,000         $    491,000
Dividends payable                                                                      715,000            1,251,000
Advance payments from renters                                                          312,000              312,000


Shareholders' equity:
      Series A common, $.01 par value,
           3,569,024 shares authorized,
           2,149,885 shares issued and
           outstanding (2,171,885 shares
           issued and outstanding in 1995)                                              22,000               22,000
      Convertible Series B common,
           $.01 par value, 232,762 shares
           authorized, issued and outstanding                                            2,000                2,000
      Convertible Series C common,
           $.01 par value, 659,494 shares
           authorized, issued and outstanding                                            7,000                7,000

      Paid-in-capital                                                               39,477,000           39,864,000
      Cumulative income                                                             19,756,000           18,870,000
      Unrealized gain in marketable securities                                         130,000               98,000
      Cumulative distributions                                                     (22,676,000)         (21,961,000)
                                                                                   ------------        -------------

      Total shareholders' equity                                                    36,718,000           36,902,000
                                                                                  ------------         ------------

Total liabilities and shareholders' equity                                         $38,186,000          $38,956,000
                                                                                   ===========          ===========



                                                  See accompanying notes.
                                                             2

                       PUBLIC STORAGE PROPERTIES XV, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                               March 31,
                                                                                 -----------------------------------
                                                                                    1996                 1995
                                                                                 -------------       --------------

REVENUES:

Rental income                                                                       $2,025,000           $1,931,000
Interest and other income
    (including $5,000 of dividends from marketable
    securities of affiliate in both 1996 and 1995)                                      10,000               10,000
                                                                                 -------------       --------------

                                                                                     2,035,000            1,941,000
                                                                                 -------------       --------------


COSTS AND EXPENSES:

Cost of operations                                                                     650,000              555,000
Management fees paid to affiliates                                                     109,000              116,000
Depreciation                                                                           318,000              312,000
Interest expense                                                                        11,000              -
Administrative                                                                          61,000               56,000
                                                                                 -------------       --------------

                                                                                     1,149,000            1,039,000
                                                                                 -------------         ------------

NET INCOME                                                                       $     886,000         $    902,000
                                                                                 =============         ============


Primary earnings per share - Series A                                                    $0.38                $0.37
                                                                                         =====                =====
Fully diluted earnings per share - Series A                                              $0.29                $0.29
                                                                                         =====                =====

Dividends declared per share:
   Series A                                                                              $0.30                $0.30
                                                                                         =====                =====
   Series B                                                                              $0.30                $0.30
                                                                                         =====                =====

Weighted average Common shares outstanding:
   Primary - Series A                                                                2,156,185            2,247,485
                                                                                     =========            =========
   Fully diluted - Series A                                                          3,048,441            3,139,741
                                                                                     =========            =========

                             See accompanying notes.

                       Public Storage Properties XV, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                   Convertible        Convertible
                                               Series A               Series B          Series C          Paid-in
                                        Shares      Amount      Shares    Amount    Shares   Amount       Capital
                                         ---------    -------    -------   ------    -------  ------    -----------


Balances at December 31, 1995            2,171,885    $22,000    232,762   $2,000    659,494  $7,000    $39,864,000

Net income                                 -          -          -        -          -        -             -
Repurchase of shares                       (22,000)   -          -        -          -        -            (387,000)

Unrealized gain in marketable securities   -          -          -        -          -        -             -

Cash distributions declared:
 $.30 per share - Series A                 -          -          -        -          -        -             -
 $.30 per share - Series B                 -          -          -        -          -        -             -
                                         ---------    -------    -------   ------    -------  ------    -----------


Balances at March 31, 1996               2,149,885    $22,000    232,762   $2,000    659,494  $7,000    $39,477,000
                                         =========    =======    =======   ======    =======  ======    ===========

                                            Cumulative                    Unrealized gain   Total
                                               Net           Cumulative    in marketable Shareholders'
                                             Income          Distributions   securities    Equity
                                            -----------     ------------     --------     -----------


Balances at December 31, 1995               $18,870,000     ($21,961,000)     $98,000    $36,902,000

Net income                                      886,000            -           -             886,000
Repurchase of shares                             -                 -           -            (387,000)

Unrealized gain in marketable securities         -                 -           32,000         32,000

Cash distributions declared:
 $.30 per share - Series A                       -              (645,000)      -            (645,000)
 $.30 per share - Series B                       -               (70,000)      -             (70,000)
                                            -----------     ------------     --------     -----------


Balances at March 31, 1996                  $19,756,000     $(22,676,000)    $130,000     $36,718,000
                                            ===========     ============     ========     ===========




                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XV, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                  ---------------------------------
                                                                                      1996                 1995
                                                                                  ------------         ------------

Cash flows from operating activities:

      Net income                                                                   $   886,000         $    902,000

      Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                                   318,000              312,000
        Decrease (increase) in rent and other receivables                                7,000               (1,000)
        Amortization of prepaid management fees                                        105,000              -
        Decrease in accounts payable                                                   (50,000)             (64,000)
        Decrease in advance payments from renters                                       -                   (13,000)
                                                                                  ------------         ------------

           Total adjustments                                                           380,000              234,000
                                                                                  ------------        -------------

           Net cash provided by operating activities                                 1,266,000            1,136,000
                                                                                   -----------         ------------

Cash flows from investing activities:

      Additions to real estate facilities                                              (40,000)             (21,000)
                                                                                  ------------        --------------

           Net cash used in investing activities                                       (40,000)             (21,000)
                                                                                  -------------        -------------

Cash flows from financing activities:

      Distributions paid to shareholders                                            (1,251,000)          (1,042,000)
      Purchase of Company Series A common stock                                       (387,000)             -
                                                                                  ------------         ------------

           Net cash used in financing activities                                    (1,638,000)          (1,042,000)
                                                                                  ------------         ------------

Net  (decrease) increase in cash and cash equivalents                                 (412,000)              73,000

Cash and cash equivalents at the beginning of the period                               825,000              932,000
                                                                                 -------------         ------------

Cash and cash equivalents at the end of the period                               $     413,000         $  1,005,000
                                                                                 =============         ============

Supplemental schedule of non-cash investing and financing activities:


      Increase in fair value of marketable securities                               $  (32,000)          $  (58,000)
                                                                                 =============         ============

      Unrealized gain on marketable securities                                     $   32,000           $   58,000
                                                                                 =============         ============


                             See accompanying notes.
                                        5

                       PUBLIC STORAGE PROPERTIES XV, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Partnership prepaid eight months of 1996 management fees at a total cost of $279,000. The Partnership expensed $105,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $174,000, is included in prepaid expenses in the Balance Sheet at March 31, 1996.

                       PUBLIC STORAGE PROPERTIES XV, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
- - ----------------------

     The Company's net income for the three months ended March 31, 1996 was $886,000 compared to $902,000 for the three months ended March 31, 1995, representing a decrease of $16,000 or 2%. This decrease is primarily a result of an increase in interest expense.

     Rental income for the three months ended March 31, 1996 and 1995 was $2,025,000 and $1,931,000, respectively, representing an increase of $94,000. Approximately $43,000 of the increase in rental revenues is attributable to an overall increase in rental rates and occupancy levels at the Company's six mini-warehouse properties located in California. Rental revenues increased by $3,000 at the Company's business park facility for the three month period ended March 31, 1996 compared to the same period in 1995 primarily due to an increase in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 89.6% and 88.3% for the three month periods ended March 31, 1996 and 1995, respectively. The Company's business park facility had a weighted average occupancy level of 100.0% for both three month periods ended March 31, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) increased to $1,077,000 from $983,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $94,000. This increase is mainly attributable to increases in property taxes and snow removal cost. The increase in property taxes is primarily due to a one time refund received in 1995 at the Company's San Jose, California mini-warehouse facility. Snow removal cost increased due to higher than normal snow levels in the Company's eastern states facilities.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Partnership expensed $105,000 of prepaid management fees. The amount is included in management fees paid to affiliate in the condensed statement of income. As a result of the prepayment, the Partnership saved approximately $12,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

     Interest expense of $11,000 was incurred in the first quarter of 1996 as a result of a loan the Company obtained in January 1996.

LIQUIDITY AND CAPITAL RESOURCES.
- - --------------------------------

     Cash flows from operating activities ($1,266,000 for the three months ended March 31, 1996) cash reserves and borrowings from the Company's credit facility discussed below were sufficient to meet all current obligations of the Company including a regular distribution of $.31 per Series A and Series B common share ($715,000 in aggregate for the three months ended March 31, 1996).

     In January 1996, the Company obtained an unsecured non-revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.5% at March 31, 1996) or the bank's LIBOR rate plus 2.25% (7.75% at March 31, 1996), will convert to a term loan on January 1, 1998. Interest is payable monthly beginning on April 1, 1996 until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2001, the remaining unpaid principal and interest is due and payable. For the three months ended March 31, 1996, the Company borrowed and repaid $600,000. In April 1996, the Company borrowed an additional $450,000.

     As of March 31, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 900,000 shares of Series A common stock. The Company has repurchased 526,883 shares of Series A common stock, of which 22,000 shares were purchased in the first quarter of 1996 utilizing funds from the credit facility described below.

     In February 1994, the Company purchased 23,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $339,000. The market value of these securities at March 31, 1996 was $469,000. The Company recognized $5,000 in dividends for the three months ended March 31, 1996 and included this amount in other income on the condensed statements of Income.

     The Company has elected and intends to continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. The Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of the Company's tax return. The primary difference between book income and taxable income is depreciation expense. In 1995, the Company's federal tax depreciation was $1,404,000.

     The bylaws of the Company provide that, during 1997, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

SUPPLEMENTAL INFORMATION.
- - -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the three months ended March 31, 1996 and 1995 was $1,204,000 and $1,214,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6   Exhibits and Reports on Form 8-K

         (a) The following Exhibit is included herein:

             (27) Financial Data Schedule

         (b)  Form 8 - K

              None.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DATED: May 13, 1996

                                        PUBLIC STORAGE PROPERTIES XV, INC.



                                        BY:    /s/ Ronald L. Havner, Jr.
                                               -------------------------
                                               Ronald L. Havner, Jr.
                                               Vice President and
                                               Chief Financial Officer