Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES XV INC
filed 1996-08-13
CIK 870499

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------  ----------------

Commission File Number 1-10837
                       -------

                       PUBLIC STORAGE PROPERTIES XV, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                               95-4300885
- -------------------------------                           ---------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Avenue
       Glendale, California                                         91201-2349
- ----------------------------------------                   --------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

              2,149,885 shares of $.01 par value Series A shares
                232,762 shares of $.01 par value Series B shares 659,494 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at June 30, 1996
    and December 31, 1995                                                      2

  Condensed Statements of Income for the three and six
    months ended June 30, 1996 and 1995                                        3

  Condensed Statement of Shareholders' Equity for the
    six months ended June 30, 1996                                             4

  Condensed Statements of Cash Flows for the
    six months ended June 30, 1996 and 1995                                    5

  Notes to Condensed Financial Statements                                    6-7

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                           8-11


PART II.  OTHER INFORMATION                                                   12

                       PUBLIC STORAGE PROPERTIES XV, INC.
                            CONDENSED BALANCE SHEETS


                                                                                    June 30,            December 31,
                                                                                     1996                   1995
                                                                                 -------------          -----------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                          $   981,000          $   825,000
Marketable securities of affiliate
    at market value (cost of $339,000)                                                 474,000              437,000
Rent and other receivables                                                              41,000               42,000
Prepaid expenses                                                                       160,000              358,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     32,018,000           31,919,000
      Land                                                                          16,992,000           16,992,000
                                                                                 -------------          -----------
                                                                                    49,010,000           48,911,000

      Less accumulated depreciation                                                (12,255,000)         (11,617,000)
                                                                                 -------------         ------------
                                                                                    36,755,000           37,294,000
                                                                                 -------------         ------------

Total assets                                                                      $ 38,411,000          $38,956,000
                                                                                 =============          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                  $    397,000          $   491,000
Dividends payable                                                                      715,000            1,251,000
Advance payments from renters                                                          283,000              312,000

Shareholders' equity:
      Series A common, $.01 par value,
           3,569,024 shares authorized,
           2,149,885 shares issued and
           outstanding (2,171,885 shares
           (issued and outstanding in 1995)                                             22,000               22,000
      Convertible Series B common,
           $.01 par value, 232,762 shares
           authorized, issued and outstanding                                            2,000                2,000
      Convertible Series C common,
           $.01 par value, 659,494 shares
           authorized, issued and outstanding                                            7,000                7,000

      Paid-in-capital                                                               39,477,000           39,864,000
      Cumulative income                                                             20,764,000           18,870,000
      Unrealized gain in marketable securities                                         135,000               98,000
      Cumulative distributions                                                     (23,391,000)         (21,961,000)
                                                                                 -------------          -----------

      Total shareholders' equity                                                    37,016,000           36,902,000
                                                                                 -------------          -----------

Total liabilities and shareholders' equity                                         $38,411,000          $38,956,000
                                                                                 =============         ============


                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XV, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended                         Six Months Ended
                                                      June 30,                                    June 30,
                                           ----------------------------------         ---------------------------------
                                               1996                 1995                  1996                 1995
                                           ------------          ------------         ------------         ------------



REVENUES:

Rental income                                $2,107,000           $1,994,000           $4,132,000           $3,925,000
Interest and other income
     (including $5,000 and $10,000
      of dividends from marketable
      securities of affiliate for the three
      and six months ended June 30,
      1996 and 1995, respectively)               10,000               15,000               20,000               25,000
                                         --------------       --------------        -------------        -------------

                                              2,117,000            2,009,000            4,152,000            3,950,000
                                         --------------       --------------        -------------        -------------

COSTS AND EXPENSES:

Cost of operations                              634,000              595,000            1,284,000            1,150,000
Management fees
  paid to affiliates                            109,000              120,000              218,000              236,000
Depreciation                                    320,000              314,000              638,000              626,000
Interest expense                                  5,000             -                      16,000              -
Administrative                                   41,000               47,000              102,000              103,000
                                          -------------         ------------          -----------        -------------

                                              1,109,000            1,076,000            2,258,000            2,115,000
                                         --------------       --------------        -------------        -------------

NET INCOME                                  $ 1,008,000           $  933,000           $1,894,000           $1,835,000
                                         ==============       ==============        =============        =============

Earnings per share:

    Primary - Series A                           $0.43                 $0.38                $0.81                $0.75
                                         ==============       ==============        =============        =============
    Fully diluted - Series A                     $0.33                 $0.30                $0.62                $0.59
                                         ==============       ==============        =============        =============

Dividends declared per share:

    Series A                                     $0.30                 $0.30                $0.60                $0.60
                                         ==============       ==============        =============        =============
    Series B                                     $0.30                 $0.30                $0.60                $0.60
                                         ==============       ==============        =============        =============

Weighted average common shares outstanding:

    Primary - Series A                        2,149,885            2,247,485            2,153,035            2,247,485
                                         ==============       ==============        =============        =============
    Fully diluted - Series A                  3,042,141            3,139,741            3,045,291            3,139,741
                                         ==============       ==============        =============        =============

                             See accompanying notes.
                                        3

                       Public Storage Properties XV, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                   Convertible        Convertible                    Cumulative
                                             Series A               Series B          Series C         Paid-in          Net
                                        Shares      Amount      Shares    Amount    Shares   Amount    Capital        Income
                                      ---------    -------    -------   ------    -------  ------    -----------     -----------

Balances at December 31, 1995         2,171,885    $22,000    232,762   $2,000    659,494  $7,000    $39,864,000     $18,870,000

Net income                                    -          -          -        -          -       -             -        1,894,000
Repurchase of shares                    (22,000)         -          -        -          -       -      (387,000)               -

Unrealized gain in marketable securities      -          -          -        -          -       -             -                -

Cash distributions declared:
 $.60 per share - Series A                    -          -          -        -          -       -             -                -
 $.60 per share - Series B                    -          -          -        -          -       -             -                -
                                      ---------    -------    -------   ------    -------  ------    -----------     -----------

Balances at June 30, 1996             2,149,885    $22,000    232,762   $2,000    659,494  $7,000    $39,477,000     $20,764,000
                                      =========    =======    =======   ======    =======  ======    ===========     ===========

                                                   Unrealized gain    Total
                                      Cumulative    in marketable  Shareholders'
                                     Distributions   securities       Equity
                                     -------------  ------------   -----------

Balances at December 31, 1995         ($21,961,000)     $98,000     $36,902,000

Net income                                       -            -       1,894,000
Repurchase of shares                             -            -        (387,000)

Unrealized gain in marketable securities         -       37,000          37,000

Cash distributions declared:
 $.60 per share - Series A              (1,290,000)           -      (1,290,000)
 $.60 per share - Series B                (140,000)           -        (140,000)
                                      -------------    --------     -----------

Balances at June 30, 1996             ($23,391,000)    $135,000     $37,016,000
                                      ============     ========     ===========



                             See accompanying notes.
                                        4

                       PUBLIC STORAGE PROPERTIES XV, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                 -------------------------------------
                                                                                       1996                 1995
                                                                                 ----------------     ----------------

Cash flows from operating activities:

      Net income                                                                  $  1,894,000         $  1,835,000

      Adjustments to  reconcile  net income
        to net cash  provided  by
        operating activities:

        Depreciation                                                                   638,000              626,000
        Decrease (increase) in rent and other receivables                                1,000               (2,000)
        Amortization of prepaid management fees                                        210,000                    -
        Increase in prepaid expenses                                                   (12,000)                   -
        Decrease in accounts payable                                                   (94,000)             (54,000)
        Decrease in advance payments from renters                                      (29,000)             (15,000)
                                                                                 ----------------     ----------------

           Total adjustments                                                           714,000              555,000
                                                                                 ----------------     ----------------

           Net cash provided by operating activities                                 2,608,000            2,390,000
                                                                                 ----------------     ----------------

Cash flows from investing activities:

      Additions to real estate facilities                                              (99,000)             (90,000)
                                                                                 ----------------     ----------------

           Net cash used in investing activities                                       (99,000)             (90,000)
                                                                                 ----------------     ----------------

Cash flows from financing activities:

      Distributions paid to shareholders                                            (1,966,000)          (1,786,000)
      Purchase of Company Series A common stock                                       (387,000)                   -
                                                                                 ----------------     ----------------

           Net cash used in financing activities                                    (2,353,000)          (1,786,000)
                                                                                 ----------------     ----------------

Net increase in cash
  and cash equivalents                                                                 156,000              514,000

Cash and cash equivalents at
  the beginning of the period                                                          825,000              932,000
                                                                                 ----------------     ----------------

Cash and cash equivalents at
  the end of the period                                                          $     981,000        $   1,446,000
                                                                                 ================     ================

Supplemental schedule of non-cash investing and financing activities:


      Increase in fair value of marketable securities                            $     (37,000)        $    (47,000)
                                                                                 ================     ================

      Unrealized gain on marketable securities                                   $      37,000         $     47,000
                                                                                 ================     ================



                             See accompanying notes.

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $279,000. The Company expensed $210,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $69,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

5. In February 1994, the Company purchased 23,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $339,000. The market value of these securities at June 30, 1996 was $474,000. The Company recognized $5,000 and $10,000 in dividends for the three and six months ended June 30, 1996, respectively, and included these amounts in other income in the condensed statements of income.

6. In January 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2002, the remaining unpaid principal and interest is due and payable. During the six months ended June 30, 1996, the Company borrowed and repaid $1,050,000. At June 30, 1996, there was no outstanding balance on the credit facility.

                       PUBLIC STORAGE PROPERTIES XV, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $1,894,000 and $1,835,000, respectively, representing an increase of $59,000 or 3%. Net income for the three months ended June 30, 1996 and 1995 was $1,008,000 and $933,000, respectively, representing an increase of $75,000 or 8%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the six months ended June 30, 1996 and 1995 was $4,132,000 and $3,925,000, respectively, representing an increase of $207,000 or 5%. Rental income for the three months ended June 30, 1996 and 1995 was $2,107,000 and $1,994,000, respectively, representing an increase of $113,000 or 6%. The Company's mini-warehouse operations showed increases in rental income of $197,000 and $105,000 for the six and three month periods ended June 30, 1996, respectively, compared to the same periods in 1995 primarily due to increased rental rates at the Company's six California properties. The Company's Gaithersburg, Maryland business park also contributed to the increase in rental income due to increased rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 91% and 89% for the six month periods ended June 30, 1996 and 1995, respectively. The Company's business park facility had an average occupancy level of 100% and 98% for the six month periods ended June 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) increased to $2,140,000 from $2,012,000 for the six month period ended June 30, 1996 and 1995, respectively, representing an increase of $128,000 or 6%. Cost of operations increased to $1,063,000 from $1,029,000 for the three month period ended June 30, 1996 and 1995, respectively, representing an increase of $34,000 or 3%. These increases are primarily attributable to increases in repairs and maintenance costs, advertising and property tax expense. The increase in repairs and maintenance costs is mainly due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's facilities located in the eastern states. Property taxes increased primarily due to a one-time tax refund received in early 1995 at the Company's San Jose, California mini-warehouse facility.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $210,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statement of income. As a result of the prepayment, the Company saved approximately $28,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     During the six months ended June 30, 1996, the Company incurred $16,000 of interest expense on its line of credit facility.


Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($2,608,000 in 1996), cash reserves and borrowings from the Company's credit facility discussed below were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operating activities will be sufficient to fund capital expenditures and quarterly distributions.

     In January 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2002, the remaining unpaid principal and interest is due and payable. During the six months ended June 30, 1996, the Company borrowed and repaid $1,050,000. At June 30, 1996, there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 900,000 shares of Series A common stock. The Company has repurchased 526,883 shares of Series A common stock, of which 22,000 shares were purchased in the first quarter of 1996 utilizing funds from the credit facility described above. No shares were repurchased in the second quarter of 1996, however, share repurchases are expected to continue in the third quarter.

     In February 1994, the Company purchased 23,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $339,000. The market value of these securities at June 30, 1996 was $474,000. The Company recognized $5,000 and $10,000 in dividends for the three and six months ended June 30, 1996, respectively, and included these amounts in other income in the condensed statements of income.

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

Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $2,532,000 and $2,461,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,328,000 and $1,247,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

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



                                 DATED: August 13 1996

                                 PUBLIC STORAGE PROPERTIES XV, INC.



                                 BY:    /s/ Ronald L. Havner, Jr.
                                        --------------------------
                                        Ronald L. Havner, Jr.
                                        Senior Vice President
                                            and Chief Financial Officer