Form 10-Q
period 1996-09-30
PUBLIC STORAGE PROPERTIES XV INC
filed 1996-11-13
CIK 870499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  -------------------
Commission File Number 1-10837
                       -------

                       PUBLIC STORAGE PROPERTIES XV, INC.
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                             95-4300885
--------------------------------                              ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

       701 Western Avenue
      Glendale, California                                         91201-2349
--------------------------------                              ---------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:            (818) 244-8080
                                                              ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---
The number of shares outstanding of the Company's classes of common stock as of September 30, 1996:

               2,136,885 shares of $.01 par value Series A shares
                232,762 shares of $.01 par value Series B shares 659,494 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX


                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at September 30, 1996
   and December 31, 1995                                                 2

  Condensed Statements of Income for the three and nine
   months ended September 30, 1996 and 1995                              3

  Condensed Statement of Shareholders' Equity for the
   nine months ended September 30, 1996                                  4

  Condensed Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1995                         5

  Notes to Condensed Financial Statements                                6

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                       7-9


PART II.  OTHER INFORMATION                                             10

                       PUBLIC STORAGE PROPERTIES XV, INC.
                            CONDENSED BALANCE SHEETS
                                                                                      September 30,          December 31,
                                                                                          1996                   1995
                                                                                    -----------------      ----------------
                                                                                      (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                                $1,341,000          $    825,000
Marketable securities of affiliate at market value (cost of $339,000)                       520,000               437,000
Rent and other receivables                                                                   60,000                42,000
Prepaid expenses                                                                            106,000               358,000

Real estate facilities at cost:
   Building, land improvements and equipment                                             32,012,000            31,919,000
   Land                                                                                  16,992,000            16,992,000
                                                                                    -----------------      ----------------
                                                                                         49,004,000            48,911,000

   Less accumulated depreciation                                                        (12,498,000)          (11,617,000)
                                                                                    -----------------      ----------------
                                                                                         36,506,000            37,294,000
                                                                                    -----------------      ----------------
Total assets                                                                            $38,533,000           $38,956,000
                                                                                    =================      ================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Accounts payable                                                                        $   443,000           $   491,000
Dividends payable                                                                           711,000             1,251,000
Advance payments from renters                                                               280,000               312,000

Shareholders' equity:
   Series A common, $.01 par value,
     3,569,024 shared authorized,
     2,136,885 shares issued and
     outstanding (2,171,885 shares
     issued and outstanding in 1995)                                                         21,000                22,000
   Convertible Series B common, $.01 par
     value, 232,762 shares
     authorized, issued and outstanding                                                       2,000                 2,000
   Convertible Series C common, $.01 par
     value, 659,494 shares
     authorized, issued and outstanding                                                       7,000                 7,000

   Paid-in-capital                                                                       39,231,000            39,864,000
   Cumulative income                                                                     21,759,000            18,870,000
   Unrealized gain in marketable securities                                                 181,000                98,000
   Cumulative distributions                                                             (24,102,000)          (21,961,000)
                                                                                    -----------------      ----------------

   Total shareholders' equity                                                            37,099,000            36,902,000
                                                                                    -----------------      ----------------
Total liabilities and shareholders' equity                                              $38,533,000           $38,956,000
                                                                                    =================      ================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES XV, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended                        Nine Months Ended
                                                        September 30,                             September 30,
                                               -----------------------------------       ------------------------------
                                                    1996                1995                 1996              1995
                                               ---------------   -----------------       -------------   --------------
                                                                     (Restated)                              (Restated)
REVENUES:

Rental income                                     $2,137,000           $2,072,000           $6,269,000       $5,997,000
Dividends from marketable securities
   of affiliate                                        5,000                5,000               15,000           15,000
Interest income                                       10,000                9,000               20,000           24,000
                                               ---------------   -----------------       -------------   --------------

                                                   2,152,000            2,086,000            6,304,000        6,036,000
                                               ---------------   -----------------       -------------   --------------

COSTS AND EXPENSES:

Cost of operations                                   640,000              613,000            1,924,000        1,763,000
Management fees paid to affiliates                   116,000              124,000              334,000          360,000
Depreciation                                         342,000              327,000              980,000          953,000
Interest expense                                           -                    -               16,000                -
Administrative                                        59,000               59,000              161,000          162,000
                                               ---------------   -----------------       -------------   --------------

                                                   1,157,000            1,123,000            3,415,000        3,238,000
                                               ---------------   -----------------       -------------   --------------

NET INCOME                                        $  995,000           $  963,000           $2,889,000       $2,798,000
                                               ===============   =================       =============   ==============
Earnings per share:

   Primary - Series A                                 $0.44                $0.40                $1.25            $1.15
                                               ===============   =================       =============   ==============
   Fully diluted - Series A                           $0.33                $0.30                $0.95            $0.89
                                               ===============   =================       =============   ==============
Dividends declared per share:

   Series A                                           $0.30                $0.30                $0.90            $0.90
                                               ===============   =================       =============   ==============
   Series B                                           $0.30                $0.30                $0.90            $0.90
                                               ===============   =================       =============   ==============
Weighted average common shares
   outstanding:

 Primary - Series A                              2,139,185            2,225,785            2,148,418        2,240,252
                                               ===============   =================       =============   ==============
 Fully diluted - Series A                        3,031,441            3,118,041            3,040,674        3,132,508
                                               ===============   =================       =============   ==============

                            See accompanying notes.
                                       3

                       Public Storage Properties XV, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                      Convertible             Convertible
                                               Series A                Series B                Series C            Paid-in
                                           Shares      Amount      Shares      Amount      Shares      Amount      Capital
                                          --------    -------     --------    -------     -------     --------    ---------
Balances at December 31, 1995             2,171,885    $22,000    232,762      $2,000    659,494      $7,000     $39,864,000

Net income                                        -          -          -           -          -           -               -
Repurchase of shares                        (35,000)    (1,000)         -           -          -           -        (633,000)

Unrealized gain in marketable                     -          -          -           -          -           -               -
securities

Cash distributions declared:
$.90 per share - Series A                         -          -          -           -          -           -               -
$.90 per share - Series B                         -          -          -           -          -           -               -
                                          --------    -------     --------    -------     -------     --------   ------------
Balances at September 30, 1996            2,136,885    $21,000    232,762      $2,000    659,494      $7,000     $39,231,000
                                          ========    =======     ========    =======     =======     ========   ============

                       Public Storage Properties XV, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                        Unrealized
                                          Cumulative                       gain            Total
                                              Net        Cumulative    in marketable   Shareholders'
                                            Income      Distributions   Securities        Equity
                                          ----------    -------------  -------------   ------------
Balances at December 31, 1995             $18,870,000    ($21,961,000)       $98,000    $36,902,000

Net income                                  2,889,000               -              -      2,889,000
Repurchase of shares                                -               -              -       (634,000)

Unrealized gain in marketable                       -               -         83,000         83,000
securities

Cash distributions declared:
$.90 per share - Series A                           -      (1,931,000)             -     (1,931,000)
$.90 per share - Series B                           -        (210,000)             -       (210,000)
                                           ----------    -------------  -------------   ------------
Balances at September 30, 1996            $21,759,000    ($24,102,000)      $181,000    $37,099,000
                                           ==========    =============  =============   ============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XV, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                       -----------------------------------
                                                                                          1996                   1995
                                                                                       -------------          ------------
Cash flows from operating activities:

   Net income                                                                            $2,889,000            $2,798,000

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                           980,000               953,000
     Increase in rent and other receivables                                                 (18,000)               (2,000)
     Amortization of prepaid management fees                                                279,000                     -
     Increase in prepaid expenses                                                           (27,000)                    -
     (Decrease) increase in accounts payable                                                (48,000)                3,000
     Decrease in advance payments from renters                                              (32,000)              (22,000)
                                                                                       -------------          ------------

       Total adjustments                                                                  1,134,000               932,000
                                                                                       -------------          ------------

       Net cash provided by operating activities                                          4,023,000             3,730,000
                                                                                       -------------          ------------
Cash flows from investing activities:

   Additions to real estate facilities                                                     (192,000)             (249,000)
                                                                                       -------------          ------------

       Net cash used in investing activities                                               (192,000)             (249,000)
                                                                                       -------------          ------------

Cash flows from financing activities:

   Distributions paid to shareholders                                                    (2,681,000)           (2,530,000)
   Purchase of Company Series A common stock                                               (634,000)             (499,000)
                                                                                       -------------          ------------

       Net cash used in financing activities                                             (3,315,000)           (3,029,000)
                                                                                       -------------          ------------

Net increase in cash and cash equivalents                                                   516,000               452,000

Cash and cash equivalents at the beginning of the period                                    825,000               932,000
                                                                                       -------------          ------------
Cash and cash equivalents at the end of the period                                       $1,341,000            $1,384,000
                                                                                       =============          ============

Supplemental schedule of non-cash investing and financing activities:

   Increase in fair value of marketable securities                                       $  (83,000)           $  (98,000)
                                                                                       =============          ============

   Unrealized gain on marketable securities                                              $   83,000            $   98,000
                                                                                       =============          ============

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

 2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

 3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

 4. Certain prior year amounts have been restated in order to conform to current year presentation.

 5. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $279,000. The amount has been expensed as management fees paid to affiliate during the nine months ended September 30, 1996.

 6. In February 1994, the Company purchased 23,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $339,000. The market value of these securities at September 30, 1996 was $520,000.

 7. In January 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2002, the remaining unpaid principal and interest is due and payable. During the six months ended June 30, 1996, the Company borrowed and repaid $1,050,000. At September 30, 1996, there was no outstanding balance on the credit facility.

                       PUBLIC STORAGE PROPERTIES XV, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
---------------------

     The Company's net income for the nine months ended September 30, 1996 and 1995 was $2,889,000 and $2,798,000, respectively, representing an increase of $91,000 or 3%. Net income for the three months ended September 30, 1996 and 1995 was $995,000 and $963,000, respectively, representing an increase of $32,000 or 3%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the nine months ended September 30, 1996 and 1995 was $6,269,000 and $5,997,000, respectively, representing an increase of $272,000 or 5%. Rental income for the three months ended September 30, 1996 and 1995 was $2,137,000 and $2,072,000, respectively, representing an increase of $65,000 or 3%. The Company's mini-warehouse operations showed increases in rental income of $247,000 and $50,000 for the nine and three month periods ended September 30, 1996, respectively, compared to the same periods in 1995 due to increased rental rates and occupancy levels. The Company's Gaithersburg, Maryland business park also showed an increase in rental income due to increased rental rates and occupancy levels.

     The Company's mini-warehouse operations had weighted average occupancy levels of 92% and 90% for the nine month periods ended September 30, 1996 and 1995, respectively. The Company's business park facility had an average occupancy level of 100% and 94% for the nine month periods ended September 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) increased to $3,238,000 from $3,076,000 for the nine month periods ended September 30, 1996 and 1995, respectively, representing an increase of $162,000 or 5%. Cost of operations increased to $1,098,000 from $1,064,000 for the three month periods ended September 30, 1996 and 1995, respectively, representing an increase of $34,000 or 3%. These increases are primarily attributable to increases in payroll, repairs and maintenance costs, advertising and property tax expense. The increase in repairs and maintenance costs is mainly due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's facilities located in the eastern states. Property taxes increased primarily due to a one-time tax refund received in early 1995 at the Company's San Jose, California mini-warehouse facility.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company has expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $39,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     During the nine months ended September 30, 1996, the Company incurred $16,000 of interest expense on its line of credit facility.


LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     Cash flows from operating activities ($4,023,000 in 1996), cash reserves and borrowings from the Company's credit facility discussed below were sufficient to meet all current obligations and distributions of the Company during the nine months ended September 30, 1996. Management expects cash flows from operating activities will be sufficient to fund capital expenditures and quarterly distributions.

     In January 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2002, the remaining unpaid principal and interest is due and payable. During the six months ended June 30, 1996, the Company borrowed and repaid $1,050,000. At September 30, 1996, there was no outstanding balance on the credit facility.

     On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.30 payable on January 15, 1997 to shareholders of record on December 31, 1996.

     The Company's Board of Directors has authorized the Company to purchase up to 900,000 shares of Series A common stock. The Company has repurchased 539,883 shares of Series A common stock, of which 35,000 shares were purchased in 1996 utilizing funds from the credit facility described above.

     In February 1994, the Company purchased 23,000 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $339,000. The market value of these securities at September 30, 1996 was $520,000.

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

SUPPLEMENTAL INFORMATION.
------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the nine months ended September 30, 1996 and 1995 was $3,869,000 and $3,751,000, respectively. FFO for the three months ended September 30, 1996 and 1995 was $1,337,000 and $1,290,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION

ITEMS 1 through 5 are inapplicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  EXHIBITS:  The following exhibit is included herein:
              (27) Financial Data Schedule

         (B)  REPORTS ON FORM 8-K
              None




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       DATED: November 13, 1996

                                       PUBLIC STORAGE PROPERTIES XV, INC.




                                       BY:      /s/ Ronald L. Havner, Jr.
                                                -------------------------
                                                Ronald L. Havner, Jr.
                                                Senior Vice President and
                                                  Chief Financial Officer