Form 10-K/A
period 1995-12-31
PUBLIC STORAGE PROPERTIES XV INC
filed 1997-02-27
CIK 870499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from         to
                                           -------   -------

to Commission File Number 1-10837
                          -------

                       PUBLIC STORAGE PROPERTIES XV, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     California                                                95-4300885
---------------------------------          ------------------------------------
(State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)

        701 Western Avenue
       Glendale, California                                    91201-2349
--------------------------------------                         ----------
Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act


Common Stock Series A, $.01 par value          American  Stock  Exchange
-------------------------------------          -------------------------
        (Title of each class)        (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act
                                      None
                                ---------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           --

                       PUBLIC STORAGE PROPERTIES XV, INC.

     This Amendment No. 2 to Form 10-K for the year ended December 31, 1995 restates Item 6 in its entirety.

Item 6.  Selected financial data.
         ------------------------

     The following selected historical financial information has been derived from the audited financial statements of the Company and the predecessor Partnership.

                                                                   Years Ended December 31,
                                        -------------------------------------------------------------------------------
                                           1995              1994              1993              1992           1991
                                        -----------      -----------        -----------      -----------    -----------

Operating data:
---------------

Revenues:
   Rental income                         $8,019,000       $7,655,000         $7,168,000       $6,561,000     $6,074,000
   Interest and other income                 58,000           42,000             36,000           53,000         66,000
                                        -----------      -----------        -----------      -----------    -----------

                                          8,077,000        7,697,000          7,204,000        6,614,000      6,140,000
                                        -----------      -----------        -----------      -----------    -----------
Expenses:
   Cost of operations                     2,889,000        2,738,000          2,621,000        2,587,000      2,522,000
   Depreciation and amortization          1,279,000        1,233,000          1,267,000        1,383,000      1,378,000
   General and administrative               210,000          227,000            239,000          299,000        206,000
   Environmental cost (2)                   132,000            -                 -                -               -
   Reorganization costs (1)                  -                 -                 -                -             378,000
                                        -----------      -----------        -----------      -----------    -----------


                                          4,510,000        4,198,000          4,127,000        4,269,000      4,484,000
                                        -----------      -----------        -----------      -----------    -----------

Net Income                               $3,567,000       $3,499,000         $3,077,000       $2,345,000     $1,656,000
                                        ============     ===========        ===========      ===========    ===========

Net income per Series A share:
   Primary                                    $1.45            $1.40             $1.16             $0.83          $0.55
   Fully diluted                              $1.14            $1.09             $0.92             $0.67          $0.46

Distribution per share:
   Series A                                   $1.42            $1.22             $1.01             $0.86          $0.84
   Series B                                   $1.42            $1.22             $1.01             $0.86          $0.84
   Series C                                     -                -                 -                 -              -

Weighted average shares:
   Primary                                2,226,760        2,303,827          2,451,052        2,599,593      2,674,189
   Fully diluted                          3,119,016        3,196,083          3,343,308        3,491,849      3,566,445

Other data:
-----------
Net cash provided by
   operating activities                  $4,765,000       $4,608,000         $4,377,000       $3,702,000     $2,903,000
Net cash used in
   investing activities                    (302,000)        (532,000)           (66,000)         (75,000)      (119,000)
Net cash used in
   financing activities                  (4,570,000)      (4,998,000)        (4,233,000)      (3,745,000)    (2,085,000)
Capital expenditures
   to maintain facilities                  (302,000)        (193,000)           (66,000)         (75,000)      (119,000)
Funds from operations (3)                 4,978,000        4,732,000          4,344,000        3,728,000      3,034,000

Balance sheet data:
-------------------
Total assets                            $38,956,000      $39,648,000        $41,270,000      $42,386,000    $43,766,000
Shareholders' equity                     36,902,000       38,007,000         39,719,000       41,107,000     42,502,000

                                       2

        -----------------------------------

(1)  Reorganization  costs  which  primarily  consisted  of  legal,  accounting,
     transfer  taxes,   registration  and  solicitation  fees,  represent  costs
     incurred to reorganize the Partnership into the Company.


(2) Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company has recorded cost of $132,000 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.


(3) Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Public Storage Properties XV, Inc.



Dated:  February 27, 1997              By:/s/David P. Singelyn
                                          -----------------------------
                                          David P. Singelyn
                                          Vice President and
                                            Chief Finanical Officer