Form 10-K405
period 1996-12-31
PUBLIC STORAGE PROPERTIES XV INC
filed 1997-03-28
CIK 870499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from     to
                               ----   ------

Commission File Number 1-10837
                       -------

                       PUBLIC STORAGE PROPERTIES XV, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

        California                                      95-4300885
---------------------------------        --------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

       701 Western Avenue
      Glendale, California                                       91201-2349
---------------------------------        --------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

            Securities registered pursuant to Section 12(b) of the Act

Common Stock Series A, $.01 par value           American Stock Exchange
---------------------------------    -------------------------------------------
    (Title of each class)            (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act
                                      None
                                 --------------
                                (Title of class)


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

The aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 1997:

Common Stock Series A, $.01 Par Value-$34,890,947 (computed on the basis of $21-3/8 per share which was the reported closing sale price of the Company's Common Stock Series A on the American Stock Exchange on February 28, 1997).

The number of shares outstanding of the Company's classes of common stock as of February 28, 1997:

            Common Stock, $.01 Par Value - Series A 2,136,885 shares
             Common Stock, $.01 Par Value - Series B 232,762 shares Common Stock, $.01 Par Value - Series C 659,494 shares
             ------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
     (a) Information required by Part III will be included in an amendment to this Form 10-K under cover of a Form 10-K/A filed within 120 days of the Company's 1996 fiscal year, which information is incorporated by reference into
Part III.

                       PUBLIC STORAGE PROPERTIES XV, INC.

                                     PART I.

ITEM 1.   BUSINESS
          --------
General
-------

          Public Storage Properties XV, Inc. (the "Company") is a real estate investment trust ("REIT") organized as a California corporation that was formed to succeed to the business of Public Storage Properties XV, Ltd., a California limited partnership (the "Partnership"), in a reorganization transaction completed on September 5, 1991.

          The Partnership offered 106,000 units of limited partnership interest (the "Units") to the public in September, 1985. The Partnership's general partners were PSI Associates II, ("PSA"), a California corporation, and B. Wayne Hughes ("Hughes"). PSA was an affiliate of Public Storage Management, Inc., a California corporation (see below).

          Effective September 5, 1991, the Partnership transferred all of its assets and liabilities to the Company pursuant to a plan of Reorganization approved by a majority of the limited partners. In exchange for the Partnership's assets and liabilities, the Company issued 2,676,768 shares of common stock Series A ("Series A shares"), 232,762 shares of common stock Series B ("Series B shares"), and 659,494 shares of common stock Series C ("Series C shares") of the Company to the Partnership. The Partnership then made a liquidating distribution to the limited partners by distributing 99 percent of the Series A shares (on the basis of 25 Series A shares for each Unit). The remaining 1 percent of the Series A shares and all of the Series B shares and Series C shares were distributed to the general partners in respect of their interests in the Partnership. Subsequent thereto, the Partnership was dissolved. The Company has elected to be taxed as a REIT for Federal income tax purposes.

          The Company is a finite life REIT, with a term until December 31, 2038 (the same as the predecessor Partnership). However, pursuant to the Company's by-laws, in 1997 the Company will be required to present the shareholders with a proposal for the sale or financing of the properties and, in the case of a sale, a liquidation of the Company, unless the properties have already been sold or financed. See " Sale or Financing" below.

          The Company's investment objectives are (as were the Partnership's) to maximize cash flow from operations and to maximize capital appreciation.

          The Company has acquired 19 properties, all of which are in operation.
The  Company  believes  that  its  mini-warehouses   have  attractive  operating
characteristics.

          The Company's senior officers have been responsible for the acquisition of more than 350 mini-warehouses, the development of more than 650 mini-warehouses and the management of more than 1,000 mini-warehouses during their average 18 years of experience with the Public Storage organization.

          In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Company's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a REIT listed on the New York Stock Exchange. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became the operator of the Company's mini-warehouse properties. Hughes, the Company's Chief Executive Officer, and members of his family (the "Hughes Family") are the major shareholders of PSI. As a result of the PSMI Merger, PSI owns all of the shares of the Company's common stock that was owned by PSMI or its affiliates, and PSI has an option to acquire all of the shares of the Company's common stock owned by Hughes.

Investments in Facilities
-------------------------

          At December 31, 1996, the Company owned 19 facilities located in 6 states: California (6), Colorado (2), Connecticut (2), Indiana (1), Maryland
(1), Massachusetts (1), New Jersey (1), Ohio (1), Texas (2) and Washington (2). These facilities consist of 18 mini-warehouses and 1 mini-warehouse/business park facility.

          The Company  believes that its operating  results have  benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased while consumer demand has increased. In addition, the Company's mini-warehouses are characterized by a low level of capital expenditures to maintain their condition and appearance.

          MINI-WAREHOUSES

          Mini-warehouses, which comprise the majority of the Company's investments (approximately 96% of the Company's revenues for the twelve months ended December 31, 1996), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

          Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

          Mini-warehouses in which the Company has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

          The Company experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activity during the summer.

          The Company's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

          As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Company does not intend to convert its mini-warehouses to other uses.

          COMMERCIAL PROPERTY

          The Company's non-mini-warehouse investment is a business park and low-rise office building. The business park includes both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. The Company believes that most of the office space is occupied by tenants who are also renting industrial space.

Operating Strategies
--------------------

          The Company's mini-warehouses are operated by PSI under the "Public Storage" name, which the Company believes is the most recognized name in the mini-warehouse industry. The major elements of the Company's operating strategies are as follows:

* CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Company's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

* MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Company generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Company's mini-warehouses has increased from 90% in 1995 to 92% in 1996. Realized monthly rents per square foot increased from $.65 in 1995 to $.67 in 1996. The Company has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

* SYSTEMS AND CONTROLS. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

* PROFESSIONAL PROPERTY OPERATION. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 12 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operators."

Property Operators
------------------

          The Company's mini-warehouse properties are managed by PSI (as successor to PSMI) pursuant to a Management Agreement. Through 1996, the
Company's commercial property was managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. PSI has a 95% economic interest in PSCPG (represented by nonvoting preferred stock) and the Hughes Family had a 5% economic interest in PSCPG (represented by voting common stock) until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the manager of the Company's commercial property pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

          Under the supervision of the Company, PSI and AOPPLP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity and direct the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

          PSI and AOPPLP engage, at the expense of the Company, employees for the operation of the Company's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or AOPPLP.

          In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and AOPPLP attempt to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI and AOPPLP have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

          PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

          The Company's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Company's facilities are located.
Broadcast media and other advertising costs are charged to the Company's facilities located in geographic areas affected by the advertising. From time to time, PSI or AOPPLP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

          For as long as the respective Management Agreement is in effect, PSI has granted the Company a non-exclusive license to use two PSI service marks and related designs (and AOPPLP has granted the Company a non-exclusive license to use a PSI service mark and related designs), including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the respective Management Agreement, the Company would no longer have the right to use the service marks and related designs except as described below. Management believes that the loss of the right to use the service marks and related designs could have a material adverse effect on the Company's business.

          Each Management Agreement,  as amended in February 1995, provides that
(i) the Management Agreement will expire in February 2002 provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven-year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires on the first anniversary of its then scheduled expiration date. Each Management Agreement may also be terminated by either party for cause, but if terminated for cause by the Company, the Company retains the rights to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

          Certain of the directors and officers of the Company are also directors and officers of PSI.

Competition
-----------

          Competition in the market areas in which the Company operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Company believes that the significant operating and financial experience of its executive officers and directors, PSI, AOPPLP and the "Public Storage" name, should enable the Company to continue to compete effectively with other entities.

Other Business Activities
-------------------------

          A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Company's mini-warehouses. The Company believes that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

          A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Sale or Financing
-----------------

          The by-laws of the Company provide that, during 1997, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

Employees
---------

          As of December 31, 1996, the Company had 60 employees, 25 persons who render services on behalf of the Company on a full-time basis and 35 persons who render services on a part-time basis (5 of whom were executive officers). These persons include resident managers, assistant managers, relief managers, district managers, and administrative and maintenance personnel.

Federal Income Tax
------------------

          The Company intends to continue to operate in a manner so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, but no assurance can be given that the Company will be able to continue to qualify at all times. By qualifying as a REIT, the Company can deduct dividend distributions to its shareholders for Federal income tax purposes, thus effectively eliminating the "double taxation" (at the corporate and shareholder levels) that typically applies to corporate dividends. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.

Proposed Merger
---------------

          In December 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $21.99 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $21.99, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $1.23 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $21.99 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at October 31, 1996 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at March 31, 1997. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $21.99 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $12.63 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $12.63 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $1.23 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in the first half of 1997. PSI is the Company's mini-warehouse operator and owns 34.86% of the total combined shares of the Company's common stock series A, B and C.

ITEM 2.   PROPERTIES.
          ----------
          The following table sets forth information as of December 31, 1996 about properties owned by the Company:


                                         Size          Net Rentable
            Location                  of Parcel            Area        Number of Spaces   Completion Date
------------------------------      ------------    ----------------   ----------------   --------------
CALIFORNIA
Antioch, Sunset Dr.                  3.03 acres       53,000 sq. ft.           470          Dec. 1985
Livermore, Newhope St.               2.48 acres       45,000 sq. ft.           429          Dec. 1985
Rancho Cordova, Sunrise              4.75 acres       97,000 sq. ft.           894          Jun. 1985
Sacramento, Mather Field Rd.         2.75 acres       51,000 sq. ft.           461          Apr. 1986
San Jose, Story Road                 4.39 acres       77,000 sq. ft.           626          Nov. 1985
Whittier, Whittier Blvd.             1.90 acres       44,000 sq. ft.           368          Mar. 1986

COLORADO
Aurora, Abilene                      4.63 acres       83,000 sq. ft.           630          Dec. 1985
Denver, Blake St.                    0.36 acres       33,000 sq. ft.           387           May 1986

CONNECTICUT
Berlin, Berlin Turnpike              4.10 acres       67,000 sq. ft.           626          Oct. 1986
Manchester, Tolland Turnpike         3.13 acres       67,000 sq. ft.           565          Apr. 1988

INDIANA
Evansville, Green River Rd.          3.68 acres       63,000 sq. ft.           505          Jul. 1986

MARYLAND
Gaithersburg,ChristopherAv.(1)       4.86 acres        69,000 sq. ft           482          Nov. 1987

MASSACHUSETTS
Peabody, Route 1                     3.09 acres       65,000 sq. ft.           648          Nov. 1986

NEW JERSEY
Washington, Blackhorse Pike          3.61 acres       42,000 sq. ft.           357          Jul. 1986

OHIO
Columbus, Eastland Dr.               3.97 acres       54,000 sq. ft.           469          Jul. 1985

TEXAS
Dallas, Plano Rd.                    1.77 acres       59,000 sq. ft.           558          Feb. 1986
Sugarland, Eldridge Rd.              3.99 acres       59,000 sq. ft.           618          Aug. 1986

WASHINGTON
Burien, First Ave. So.               1.86 acres       52,000 sq. ft.           460          Jun. 1986
Seattle, Aurora Ave.                 0.88 acres       48,000 sq. ft.           559          Jun. 1986


----------------------------------
(1) A portion of the property has been developed as a business park.

          The Company, in connection with a proposed merger described in Item 1, obtained an appraisal which stated the value of the Company's properties were, on a portfolio, $56,500,000 as of October 31, 1996.

          Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $132,000 in 1995 for known environmental remediation requirements.

          The Company's properties are operated to maximize cash flow through the regular review of and, when warranted by market conditions, adjustments to scheduled rents. Approximately 96% of the Company's portfolio (based on revenues for 1996) are mini-warehouses and the balance consists of a commercial property. As reflected in the table below, the Company has experienced overall improved property operations:

                                                                              For the year ended December 31,
                                                                     -------------------------------------------
                                                                       1996              1995             1994
                                                                     -----------    -------------     ----------

Weighted average occupancy level (1)                                    92%               90%              89%
Realized monthly rent per occupied square foot (1) (2)                $.67              $.65             $.63

Operating margin (3):
     Before reduction for depreciation expense                          64%               64%              65%
     After reduction for depreciation expense:                          48%               48%              49%

------------------
(1)      Mini-warehouse facilities only.
(2) Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions. Includes administrative and late fees.
(3) Operating margin (before reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income. Operating margin (after reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income.

          Additional information is set forth below with respect to the Gaithersburg/Christopher Ave. property because it is the only property with a book value of at least 10% of the total assets of the Company or that has accounted for gross revenues of at least 10% of the aggregate gross revenues of the Company.

          GAITHERSBURG/CHRISTOPHER AVE. Christopher Avenue intersects with Route 355 approximately 400 yards from this 4.86-acre site. Route 355 is the largest traffic artery in the Gaithersburg-Rockville region of Maryland, and is located adjacent to an extensive commercial development. Gaithersburg is situated just northwest of Washington, D.C.

          The property, which opened in 1987, consists of a combination of mini-warehouse and business park facilities. The mini-warehouse consists of approximately 40,000 square feet of net rentable area including 466 individual storage units. The business park facility consists of 29,000 square feet of net rentable area containing 16 units. As of December 31, 1996, the mini-warehouse facility had 436 units occupied representing a 94% occupancy rate and the business park facility was 100% occupied by 16 tenants. No tenant occupies 10% or more of the rentable area of the property.

          Set forth below is a schedule showing the occupancy rate and the rent per square foot for the mini-warehouse facility at the dates indicated.

                                                          Annual Scheduled
                                                             Rent Per
             Date                 Occupancy Rate           Square Foot
      -------------------         ---------------         -----------------
      December 31, 1996                94%                     $14.40
      December 31, 1995                96                       10.84
      December 31, 1994                94                       10.20

          Set forth below is a schedule showing the occupancy rate and the rent per square foot for the business park facility at the dates indicated.

                                                          Annual Realized
                                                             Rent Per
             Date                 Occupancy Rate           Square Foot
      -------------------         ---------------         -----------------
       December 31, 1996                100%                     $10.68
       December 31, 1995                 94                       10.09
       December 31, 1994                 94                        9.96

          A schedule showing total annual base rent and percentage of total income relating to leases according to their expiration dates for the business park facility is set forth below:

                        Year of            Total Amt.      Percentage of
                      Expiration*           Base Rent       Total Income
                 ---------------------    -------------   ----------------
                        1997                 $419,000         86.75%
                        1998                   64,000         13.25
                                          -------------   ----------------
                        Total                $483,000        100.00%
                                          =============   ================


                 --------------
                 * Assumes  that none of the  renewal  options  included  in the leases will be exercised.

ITEM 3.   LITIGATION.
          ----------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          The Company held an annual meeting of shareholders on December 17, 1996. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the election of directors, and the vote was as follows (the common Stock Series A, Series B and Series C vote together as a single class):


                                    Number of Shares of                          Number of Shares of
                                   Common Stock Series A                        Common Stock Series B
                              ------------------------------               ------------------------------
          Name                 Voted For           Withheld                 Voted For           Withheld
----------------------        -------------    -------------               ------------       -----------
B. Wayne Hughes                1,483,760          16,257                     232,762               -
                              -------------    -------------               ------------       -----------
Vern O. Curtis                 1,483,760          16,257                     232,762               -
                              -------------    -------------               ------------       -----------
Jack D. Steele                 1,483,760          16,257                     232,762               -
                              -------------    -------------               ------------       -----------


                                    Number of Shares of
                                   Common Stock Series C                         Total Common Stock
                              ------------------------------               ------------------------------
          Name                 Voted For           Withheld                 Voted For           Withheld
----------------------        -------------    -------------               ------------       -----------
B. Wayne Hughes                  659,494            -                      2,376,016             16,257
                              -------------    -------------               ------------       -----------
Vern O. Curtis                   659,494            -                      2,376,016             16,257
                              -------------    -------------               ------------       -----------
Jack D. Steele                   659,494            -                      2,376,016             16,257
                              -------------    -------------               ------------       -----------


                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

          The Company's Series A shares are registered under Section 12(b) of the Securities Exchange Act of 1934 on the American Stock Exchange ("AMEX"), and commenced trading on September 20, 1991 under the symbol PSQ. The Series B and Series C shares are not registered under Section 12 of the Securities Exchange Act of 1934 and no public trading market exists for the Series B and Series C shares.

          The Company's Articles of Incorporation provide that, the Series B shares and Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all Units (including the General Partners' 1% interest) is equal to (B) the product of $20 multiplied by the number of the then-outstanding "Original Series A shares" ("Total Capital Return"). The term "Original Series A shares" means the Series A shares issued in the Reorganization.

Market Prices and Dividends
---------------------------

          The following table sets forth the high and low sales prices on the AMEX composite tape per Series A share and dividends per Series A share and Series B share for fiscal 1995 and 1996:

                                                           Sales Price                     Cash
                                                     --------------------                Dividends
   Year                Quarter Ended                   High          Low                 Declared*
-----------       ---------------------             --------     ---------             ------------
1995              March 31                           $16-5/8      $15-1/2                 $0.30
                  June 30                             16-7/8       16-1/2                  0.30
                  September 30                        16-5/8           16                  0.30
                  December 31                         18-1/4       16-3/8                  0.52

1996              March 31                               $18      $16-3/4                 $0.30
                  June 30                             18-3/4       17-3/4                  0.30
                  September 30                        19-5/8       17-7/8                  0.30
                  December 31                         21-1/2       19-1/4                  0.30

    *  No dividends were declared on Convertible Series C shares

          As of December 31, 1996, there were approximately 1,096 holders of record of the Company's Series A shares.

          Holders of Series A shares are entitled to receive distributions when, as and if declared by the Board of Directors out of any funds legally available for that purpose. The Company, as a REIT, is required to distribute, prior to filing its tax return annually to shareholders, at least 95% of its "real estate investment trust taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income. Under certain circumstances, the Company can rectify a failure to meet this distribution requirement by paying dividends after the close of a particular taxable year.

          A  principal   policy  of  the  Company  is  to  make  quarterly  cash
distributions. The Company intends to make quarterly cash distributions out of funds legally available, as determined by the Company's Board of Directors.

          For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof, and for the past three years all distributions have been classified as ordinary income.

          Under generally accepted accounting principles, the amount of income exceeded distributions declared to shareholders by $425,000, $92,000 and $1,054,000 during 1994, 1995 and 1996, respectively.

          All Series A shares are entitled to participate equally in the Company's net assets upon dissolution and liquidation after repayment of the Company's liabilities.

Repurchase of Company's common stock
------------------------------------

          If considered to be an attractive investment opportunity or in other appropriate circumstances, the Company may repurchase its Series A shares out of legally available funds, if approved by the Board of Directors.

          As of February 27, 1997, the Board of Directors has authorized the Company to repurchase up to 900,000 Series A shares. From September 9, 1991 through February 28, 1997, the Company has repurchased 539,883 Series A shares. The Company repurchased 35,000 Series A shares during 1996 and no additional Series A shares between January 1, 1997 and February 28, 1997.

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------

          The following selected historical financial information has been derived from the audited financial statements of the Company.


                                                                 Year Ended December 31,
                                    ---------------------------------------------------------------------------------
                                        1996             1995              1994              1993             1992
                                    ----------        ----------       ----------        ----------        ----------

OPERATING DATA:
--------------
REVENUES:
   Rental income                    $8,419,000        $8,019,000       $7,655,000        $7,168,000        $6,561,000
   Interest and other income            56,000            58,000           42,000            36,000            53,000
                                    ----------        ----------       ----------        ----------        ----------

                                     8,475,000         8,077,000        7,697,000         7,204,000         6,614,000
                                    ----------        ----------       ----------        ----------        ----------

EXPENSES:
   Cost of operations                3,038,000         2,889,000        2,738,000         2,621,000         2,587,000
   Depreciation                      1,315,000         1,279,000        1,233,000         1,267,000         1,383,000
   General and administrative          200,000           210,000          227,000           239,000           299,000
   Interest expense                     16,000              -                -                 -                  -
   Environmental cost (1)                 -              132,000             -                 -                  -
                                    ----------        ----------       ----------        ----------        ----------
                                     4,569,000         4,510,000        4,198,000         4,127,000         4,269,000
                                    ----------        ----------       ----------        ----------        ----------



NET INCOME                          $3,906,000        $3,567,000       $3,499,000        $3,077,000        $2,345,000
                                    ==========        ==========       ==========        ==========        ==========

Net income per Series A share:
   Primary                               $1.69             $1.45            $1.40             $1.16             $0.83
   Fully diluted                         $1.29             $1.14            $1.09             $0.92             $0.67

Dividends declared per share:
   Series A                              $1.20             $1.42            $1.22             $1.01             $0.86
   Series B                              $1.20             $1.42            $1.22             $1.01             $0.86

Weighted average
  Common shares outstanding:
     Primary - Series A              2,145,535         2,226,760        2,303,827         2,451,052         2,599,593
     Fully diluted - Series A        3,037,791         3,119,016        3,196,083         3,343,308         3,491,849

OTHER DATA:
-----------
Net cash provided by
   operating activities             $5,273,000        $4,765,000       $4,608,000        $4,377,000        $3,702,000
Net cash used in
   investing activities               (317,000)         (302,000)        (532,000)          (66,000)          (75,000)
Net cash used in
   financing activities             (4,026,000)       (4,570,000)      (4,998,000)       (4,233,000)       (3,745,000)
Capital expenditures
   to maintain facilities             (317,000)         (302,000)        (193,000)          (66,000)          (75,000)
Funds from operations (2)            5,221,000         4,978,000        4,732,000         4,344,000         3,728,000


BALANCE SHEET DATA:
-------------------
Total assets                       $39,016,000       $38,956,000      $39,648,000       $41,270,000       $42,386,000
Shareholders' equity                37,598,000        36,902,000       38,007,000        39,719,000        41,107,000


          ----------------------------------

(1) Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $132,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

(2) Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------------------------

RESULTS OF OPERATIONS.
----------------------

          YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. Net income in 1996 was $3,906,000 compared to $3,567,000 in 1995, representing an increase of $339,000 or 10%. Net income per fully diluted Series A share was $1.29 in 1996 compared to $1.14 in 1995, representing an increase of $.15 or 13% per share. These increases are primarily due to an increase in property net operating income combined with the favorable impact of comparing to expenses for 1995 which included a non-recurring charge for environmental assessments and provision for future remediation costs.

          During 1996, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased $215,000 from $3,851,000 in 1995 to $4,066,000 in 1996. This increase is primarily attributable to an increase in rental income at a majority of the Company's properties.

          Rental income for the mini-warehouse operations increased $370,000 or 5% from $7,743,000 in 1995 to $8,113,000 in 1996. Cost of operations (including management fees paid to an affiliate of the Company) increased $146,000 or 5% from $2,755,000 in 1995 to $2,901,000 in 1996. The results of these changes was a net increase in property net operating income before depreciation expense of $224,000 or 5% from $4,988,000 in 1995 to $5,212,000 in 1996. The increase in rental income is primarily due to an increase in rental rates and a slight increase in occupancy levels at a majority of the Company's mini-warehouse facilities. The increase in cost of operations is mainly due to increases in payroll, advertising and property tax expense. Property taxes increased due primarily to a one-time tax refund received in early 1995 at the Company's San Jose, California facility.

          Property net operating income before depreciation expense with respect to the Company's Gaithersburg, Virginia business park increased by $27,000 or 19% from $141,000 in 1995 to $168,000 in 1996. This increase is mainly due to an increase in rental income caused by an increase in rental rate and the property being 100% occupied throughout 1996. Cost of operations remained stable in 1996 compared to 1995.

          Weighted average occupancy levels were 92% for the mini-warehouse facilities and 100% for the business park facility in 1996 compared to 90% for the mini-warehouse facilities and 93% for the business park facility in 1995.

          In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. In 1996, the Company expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the statements of income. As a result of the prepayment, the Company saved approximately $39,000 in management fees, based on the management fees that would have been payable on rental income generated in 1996 compared to the amount prepaid.

          During 1996, the Company incurred $16,000 in interest expense on its line of credit facility.

          YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994. Net income in 1995 was $3,567,000 compared to $3,499,000 in 1994, representing an increase of $68,000 or 2%. Net income per fully diluted Series A share was $1.14 in 1995 compared to $1.09 in 1994, representing an increase of $.05 or 5% per share. This increase is primarily due to an increase in property net operating income combined with a decrease in administrative expense and offset by environmental cost incurred in 1995. Net income per share in 1995 also benefited by the reduction in the number of Series A shares outstanding due to the Company's repurchase of Series A shares.

          During 1995, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased $167,000 from $3,684,000 in 1994 to $3,851,000 in 1995. This increase is primarily attributable to an increase in rental income at the Company's mini-warehouse facilities partially offset by increases in cost of operations and depreciation expense.

          Rental income for the mini-warehouse operations increased $375,000 or 5% from $7,368,000 in 1994 to $7,743,000 in 1995. Cost of operations (including management fees paid to an affiliate of the Company) increased $155,000 or 6% from $2,600,000 in 1994 to $2,755,000 in 1995. The increase in rental income is primarily due to slight increases in rental rates and occupancy levels at a majority of the Company's mini-warehouse facilities. The increase in cost of operations is mainly due to increases in payroll, repairs and maintenance and property tax expense. Repairs and maintenance increased due to costs for such items as doors, elevators, fence and gate repairs. Property taxes increased due to increases in tax assessments.

          Property net operating income before depreciation expense with respect to the Company's business park facility decreased by $8,000 or 5% from $149,000 in 1994 to $141,000 in 1995. This decrease is primarily due to a decrease in rental income caused by a decrease in occupancy levels.

          Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $132,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

          Weighted average occupancy levels were 90% for the mini-warehouse facilities and 93% for the business park facility in 1995 compared to 89% for the mini-warehouse facilities and 97% for the business park facility in 1994.

Mini-warehouse Operating Trends.
--------------------------------

          The following table illustrates the operating trends for the Company's 19 mini-warehouses:

                                                                                      Years ended December 31,
                                                                         --------------------------------------------
                                                                           1996              1995              1994
                                                                         --------          ---------         --------
Weighted average occupancy level                                            92%               90%              89%
Realized monthly rent per occupied  square foot (1)                       $.67              $.65             $.63
Operating margin (2)
     Before reduction for depreciation expense                              64%               64%              65%
     After reduction for depreciation expense                               49%               48%              49%

--------
(1) Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions. Includes administrative and late fees.
(2) Operating margin (before reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income. Operating margin (after reduction for depreciation expense) is computed by dividing rental income less cost of operations and depreciation by rental income.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

          CAPITAL   STRUCTURE.   The  Company's   financial   profile  has  been
characterized by increasing net income, increasing cash provided by operating activities and increasing funds from operations ("FFO").

          NET CASH PROVIDED BY OPERATING ACTIVITIES AND FUNDS FROM OPERATIONS. The Company believes that important measures of its performance as well as liquidity are net cash provided by operating activities and FFO.

          Net cash provided by operating activities (net income plus depreciation) reflects the cash generated from the Company's business before distributions to shareholders and capital expenditures. Net cash provided by operating activities has increased over the past years from $4,608,000 in 1994 to $5,273,000 in 1996.

          FFO is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the years ended December 31, 1996 and 1995 was $5,221,000 and $4,978,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, i.e., one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income, as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

          The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and repurchase its stock.


                                                                    Years ended December 31,
                                                         ----------------------------------------------
                                                             1996             1995              1994
                                                         ----------        ----------       ----------
Net income                                               $3,906,000        $3,567,000       $3,499,000
Environmental cost                                                -           132,000                -
Depreciation                                              1,315,000         1,279,000        1,233,000
                                                         ----------        ----------       ----------
Funds from operations
     (Net cash provided by operating activities
     before changes in working capital components)        5,221,000         4,978,000        4,732,000
Capital improvements to maintain facilities                (317,000)         (302,000)        (193,000)
                                                         ----------        ----------       ----------
Funds available for distributions to
     shareholders and repurchase of stock                 4,904,000         4,676,000        4,539,000
Cash distributions to shareholders                       (3,392,000)       (3,266,000)      (2,870,000)
                                                         ----------        ----------       ----------
Excess funds available for
     cash distributions to shareholders
     and repurchase of stock                             $1,512,000        $1,410,000       $1,669,000
                                                         ==========        ==========       ==========


          The Company believes that its rental revenues and interest and other income will be sufficient over at least the next twelve months to meet the Company's operating expenses, capital improvements and distributions to shareholders. For 1997, the Company anticipates expending approximately $517,000 for capital improvements. During 1995, the Company's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. The vast majority of the costs associated with these enhancements were incurred in 1995 and 1996.

          The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio.

          In February 1994, the Company purchased 23,000 common shares of Public Storage, Inc. ("PSI"), a publicly traded real estate investment trust and an affiliate of the Company, for $339,000. The market value of these securities at December 31, 1996 was $713,000. The Company recognized $20,000 in dividends during 1996 and 1995.

          In August 1995, the Management Agreement for the mini-warehouse facilities was amended to provide that upon demand from PSI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $279,000. The amount has been expensed as management fees paid to affiliate during 1996.

          In January 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2002, the remaining unpaid principal and interest is due and payable. During the first six months of 1996, the Company borrowed and repaid $1,050,000 on its line of credit facility. At December 31, 1996, there was no outstanding balance on the credit facility.

          On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.30 payable on January 15, 1997 to shareholders of record on December 31, 1996.

Distributions
-------------

          The Company has established a conservative distribution policy. The aggregate amount of dividends paid or accrued to the shareholders in each year since inception of the Company were as follows:

                              Series A          Series B           Total
                            ------------      ------------      ------------
   1985                        $505,000           $44,000         $549,000
   1986                       1,071,000            94,000        1,165,000
   1987                       1,306,000           114,000        1,420,000
   1988                       1,340,000           116,000        1,456,000
   1989                       1,341,000           116,000        1,457,000
   1990                       1,640,000           143,000        1,783,000
   1991                       2,268,000           197,000        2,465,000
   1992                       2,222,000           200,000        2,422,000
   1993                       2,461,000           234,000        2,695,000
   1994                       2,790,000           284,000        3,074,000
   1995                       3,144,000           331,000        3,475,000
   1996                       2,572,000           280,000        2,852,000
                            ------------      ------------      ------------
   Totals                   $22,660,000        $2,153,000      $24,813,000
                            ============      ============      ============

          The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1996, the Company has made and declared cumulative cash distributions of approximately $22,660,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1996, Conversion will occur when $20,078,000 in additional distributions with respect to the Series A shares have been made.

REIT DISTRIBUTION REQUIREMENT
-----------------------------

          The Company has elected and intends to continue to qualify as REIT for Federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing the Company's tax return. Under certain circumstances, the Company can rectify a failure to meet the 95% distribution test by making distributions after the close of a particular taxable year and attributing those distributions to the prior year's taxable income. The Company has satisfied the REIT distribution requirement for 1994, 1995 and 1996 by attributing distributions in 1995, 1996 and 1997 to the prior year's taxable income. The extent to which the Company will be required to attribute distributions to the prior year will depend on the Company's operating results (taxable income) and the level of distributions as determined by the Board of Directors. The primary difference between book income and taxable income is depreciation expense. In 1996, the Company's Federal tax depreciation was $1,411,000.

          The Company's Board of Directors has authorized the Company to purchase up to 900,000 shares of Series A common stock. As of December 31, 1996, the Company had purchased and retired 539,883 shares of Series A common stock.

PROPOSED MERGER
---------------

          In December 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $21.99 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $21.99, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $1.23 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $21.99 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at October 31, 1996 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at March 31, 1997. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $21.99 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $12.63 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $12.63 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $1.23 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in the first half of 1997. PSI is the Company's mini-warehouse operator and owns 34.86% of the total combined shares of the Company's common stock series A, B and C.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

          Company's   financial   statements  are  included   elsewhere  herein.
Reference is made to the Index to Financial  Statements and Financial  Statement
Schedule in Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
          ---------------------------------------------------------------

          None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          -----------------------------------------------

          Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

          Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

          Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

     (a)  List of Documents filed as part of the Report.
          1. Financial Statements: See Index to Financial Statements and Financial Statement Schedule.
          2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule.
          3.   Exhibits: See Exhibit Index contained herein.

     (b) Reports on Form 8-K filed during the last quarter of the period ended December 31, 1996:
               A form 8-K dated December 5, 1996 was filed on December 6, 1996, which reported that the Company and PSI had agreed, subject to certain conditions, to merge.

     (c)  Exhibits:
               See  Exhibit Index contained herein.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        PUBLIC STORAGE PROPERTIES XV, INC.

Dated:   March 27, 1997                 By:/s/ Harvey Lenkin
                                           -----------------------------
                                           Harvey Lenkin, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                                  Capacity                                 Date
-------------------------             ---------------------------------------         -------------------
/s/ B. Wayne Hughes                   Chairman of the Board, Chief Executive            March 27, 1997
-------------------------               Officer and Director
B. Wayne Hughes                         (Principal Executive Officer)



/s/ Vern O. Curtis                    Director                                          March 27, 1997
-------------------------
Vern O. Curtis


/s/ Jack D. Steele                    Director                                          March 27, 1997
-------------------------
Jack D. Steele


/s/ David P. Singelyn                 Vice President and Chief Financial Officer        March 27, 1997
---------------------                   (Principal Financial Officer and
David P. Singelyn                       Principal Accounting Officer)



                       PUBLIC STORAGE PROPERTIES XV, INC.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                                                    Page
                                                                                                 References
                                                                                                 ----------

Report of Independent Auditors                                                                       F-1

Financial Statements and Schedule:

         Balance Sheets as of December 31, 1996 and 1995                                             F-2

         For each of the three years in the period ended December 31, 1996:

                  Statements of Income                                                               F-3

                  Statements of Shareholders' Equity                                                 F-4

                  Statements of Cash Flows                                                           F-5

         Notes to Financial Statements                                                           F-6 - F-10

Schedule for the years ended December 31, 1996, 1995 and 1994:

         III  Real Estate and Accumulated Depreciation                                          F-11 - F-12






          All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors





The Board of Directors and Shareholders
Public Storage Properties XV, Inc.


We have audited the accompanying balance sheets of Public Storage Properties XV, Inc. as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties XV, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                                                         ERNST & YOUNG LLP

February 18, 1997
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES XV, INC.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                                                              1996                 1995
                                                                          ------------         ------------
                                     ASSETS
                                     ------
Cash and cash equivalents                                                   $1,755,000             $825,000
Marketable securities of affiliate
     at market value (cost of $339,000)                                        713,000              437,000
Rent and other receivables                                                      88,000               42,000
Prepaid expenses                                                               164,000              358,000

Real estate facilities at cost:
     Building, land improvements and equipment                              32,137,000           31,919,000
     Land                                                                   16,992,000           16,992,000
                                                                          ------------         ------------
                                                                            49,129,000           48,911,000

     Less accumulated depreciation                                         (12,833,000)         (11,617,000)
                                                                          ------------         ------------
                                                                            36,296,000           37,294,000
                                                                          ------------         ------------
Total assets                                                               $39,016,000          $38,956,000
                                                                          ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Accounts payable                                                              $442,000             $491,000
Dividends payable                                                              711,000            1,251,000
Advance payments from renters                                                  265,000              312,000

Shareholders' equity:
     Series A common, $.01 par value,
         3,569,024 shares authorized,
         2,136,885 shares issued and
         outstanding (2,171,885 shares
         issued and outstanding in 1995)                                        21,000               22,000
     Convertible Series B common,
         $.01 par value, 232,762 shares
         authorized, issued and outstanding                                      2,000                2,000
     Convertible Series C common,
         $.01 par value, 659,494 shares
         authorized, issued and outstanding                                      7,000                7,000

     Paid-in-capital                                                        39,231,000           39,864,000
     Cumulative net income                                                  22,776,000           18,870,000
     Unrealized gain in marketable securities                                  374,000               98,000
     Cumulative distributions                                              (24,813,000)         (21,961,000)
                                                                          ------------         ------------

     Total shareholders' equity                                             37,598,000           36,902,000
                                                                          ------------         ------------

Total liabilities and shareholders' equity                                 $39,016,000          $38,956,000
                                                                          ============         ============

                             See accompanying notes.
                                       F-2



                       PUBLIC STORAGE PROPERTIES XV, INC.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1996


                                                          1996              1995             1994
                                                       ----------        ----------        ----------

REVENUES:
Rental income                                          $8,419,000        $8,019,000        $7,655,000
Dividends from marketable securities of affiliate          20,000            20,000            20,000
Interest income                                            36,000            38,000            22,000
                                                       ----------        ----------        ----------

                                                        8,475,000         8,077,000         7,697,000
                                                       ----------        ----------        ----------

COSTS AND EXPENSES:

Cost of operations                                      2,575,000         2,407,000         2,278,000
Management fees paid to affiliates                        463,000           482,000           460,000
Depreciation                                            1,315,000         1,279,000         1,233,000
Environmental cost                                              -           132,000                 -
Administrative                                            200,000           210,000           227,000
Interest expense                                           16,000                 -                 -
                                                       ----------        ----------        ----------

                                                        4,569,000         4,510,000         4,198,000
                                                       ----------        ----------        ----------

NET INCOME                                             $3,906,000        $3,567,000        $3,499,000
                                                       ==========        ==========        ==========
Primary earnings per share-Series A                         $1.69             $1.45             $1.40
                                                       ==========        ==========        ==========
Fully diluted earnings per share-Series A                   $1.29             $1.14             $1.09
                                                       ==========        ==========        ==========

Dividends declared per share:
     Series A                                               $1.20             $1.42             $1.22
                                                       ==========        ==========        ==========
     Series B                                               $1.20             $1.42             $1.22
                                                       ==========        ==========        ==========

Weighted average Common shares outstanding:
     Primary Series A                                   2,145,535         2,226,760         2,303,827
                                                       ==========        ==========        ==========
     Fully diluted-Series A                             3,037,791         3,119,016         3,196,083
                                                       ==========        ==========        ==========

                             See accompanying notes.
                                       F-3

                       PUBLIC STORAGE PROPERTIES XV, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 1996

                                     Series A           Convertible Series B     Convertible Series C
                                  Shares      Amount       Shares      Amount      Shares       Amount
                                 --------------------------------------------------------------------------
Balances at December 31, 1993     2,382,835     $24,000      232,762       $2,000    659,494      $7,000

Net income
Repurchase of shares              (135,350)     (1,000)

Unrealized loss in
  marketable securities

Cash distributions declared:
   $1.22 per share - Series A
   $1.22 per share - Series B
                                 --------------------------------------------------------------------------
Balances at December 31,1994     2,247,485      23,000      232,762        2,000    659,494       7,000

Net income
Repurchase of shares               (75,600)     (1,000)

Unrealized gain in
   marketable securities

Cash distributions declared:
   $1.42 per share - Series A
   $1.42 per share - Series B
                                 --------------------------------------------------------------------------
Balances at December 31,1995     2,171,885      22,000      232,762        2,000    659,494       7,000

Net income
Repurchase of shares               (35,000)     (1,000)

Unrealized gain in
   marketable securities

Cash distributions declared:
   $1.20 per share - Series A
   $1.20 per share - Series B
                                ---------------------------------------------------------------------------
Balances at December 31,1996     2,136,885     $21,000      232,762       $2,000    659,494      $7,000
                                ===========================================================================

                                                Cumulative                     Unrealized      Total
                                    Paid-in         net        Cumulative     gain (loss)   shareholders'
                                     Capital       income     distributions   in securities    equity
                                 ----------------------------------------------------------------------
Balances at December 31, 1993       $43,294,000   $11,804,000     ($15,412,000)       $0   $39,719,000

Net income                                          3,499,000                                3,499,000
Repurchase of shares                 (2,127,000)                                            (2,128,000)

Unrealized loss in
  marketable securities                                                           (9,000)       (9,000)

Cash distributions declared:
   $1.22 per share - Series A                                      (2,790,000)              (2,790,000)
   $1.22 per share - Series B                                        (284,000)                (284,000)
                              --------------------------------------------------------------------------

Balances at December 31,1994        41,167,000    15,303,000      (18,486,000)   (9,000)    38,007,000

Net income                                         3,567,000                                 3,567,000
Repurchase of shares                (1,303,000)                                             (1,304,000)

Unrealized gain in
   marketable securities                                                         107,000       107,000

Cash distributions declared:
   $1.42 per share - Series A                                      (3,144,000)              (3,144,000)
   $1.42 per share - Series B                                        (331,000)                (331,000)
                                 ----------------------------------------------------------------------

Balances at December 31,1995        39,864,000    18,870,000      (21,961,000)    98,000    36,902,000

Net income                                         3,906,000                                 3,906,000
Repurchase of shares                  (633,000)                                               (634,000)

Unrealized gain in
   marketable securities                                                         276,000       276,000

Cash distributions declared:
   $1.20 per share - Series A                                      (2,572,000)              (2,572,000)
   $1.20 per share - Series B                                        (280,000)                (280,000)
                                -----------------------------------------------------------------------
Balances at December 31,1996       $39,231,000   $22,776,000     ($24,813,000)  $374,000   $37,598,000
                                =======================================================================

                             See accompanying notes.


                       PUBLIC STORAGE PROPERTIES XV, INC.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1996
                                                                    1996              1995             1994
                                                                  ----------       ----------        ----------
Cash flows from operating activities:

     Net income                                                   $3,906,000       $3,567,000        $3,499,000
     Adjustments to reconcile net income to net
         cash provided by operating activities:


     Depreciation                                                  1,315,000        1,279,000         1,233,000
     (Increase) in rent and other receivables                        (46,000)          (1,000)          (10,000)
     Increase in prepaid expenses                                    (85,000)          (5,000)                -
     Amortization (payment) of prepaid management fees               279,000         (279,000)                -
     (Decrease) increase in accounts payable                         (49,000)         195,000           (78,000)
     (Decrease) increase in advance payments from renters            (47,000)           9,000           (36,000)
                                                                  ----------       ----------        ----------

         Total adjustments                                         1,367,000        1,198,000         1,109,000
                                                                  ----------       ----------        ----------

         Net cash provided by operating activities                 5,273,000        4,765,000         4,608,000
                                                                  ----------       ----------        ----------

Cash flows from investing activities:


     Purchase of marketable securities of affiliate                        -                -          (339,000)
     Additions to real estate facilities                            (317,000)        (302,000)         (193,000)
                                                                  ----------       ----------        ----------

         Net cash used in investing activities                      (317,000)        (302,000)         (532,000)
                                                                  ----------       ----------        ----------

Cash flows from financing activities:

     Distributions paid to shareholders                           (3,392,000)      (3,266,000)       (2,870,000)
     Borrowing on credit facility                                  1,050,000                -                 -
     Repayment of borrowing on credit facility                    (1,050,000)               -                 -
     Purchase of Company Series A common stock                      (634,000)      (1,304,000)       (2,128,000)
                                                                  ----------       ----------        ----------

         Net cash used in financing activities                    (4,026,000)      (4,570,000)       (4,998,000)
                                                                  ----------       ----------        ----------

Net increase (decrease) in cash and cash equivalents                 930,000         (107,000)         (922,000)

Cash and cash equivalents at the beginning of the year               825,000          932,000         1,854,000
                                                                  ----------       ----------        ----------

Cash and cash equivalents at the end of the year                  $1,755,000         $825,000          $932,000
                                                                  ==========       ==========        ===========

Supplemental schedule of non-cash
     investing and financing activities:

     (Increase) decrease in fair value of
         marketable securities of affiliate                        $(276,000)       $(107,000)           $9,000
                                                                  ==========       ==========        ===========
     Unrealized gain (loss) on
         marketable securities of affiliate                         $276,000         $107,000           $(9,000)
                                                                  ==========       ==========        ===========


                             See accompanying notes.
                                       F-5

                       PUBLIC STORAGE PROPERTIES XV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       DESCRIPTION OF BUSINESS

               Public Storage Properties XV, Inc. (the "Company") is a California corporation which has elected to qualify as a real estate investment trust ("REIT") for Federal income tax purposes. The Company succeeded to the business of Public Storage Properties XV, Ltd. (the "Partnership") in a reorganization transaction which was effective September 5, 1991 (the "Reorganization").

               The Company owns and operates primarily  self-storage  facilities
          and,  to  a  lesser  extent,  a  business  park  facility   containing
          commercial or industrial spaces.

               The term of the Company is until all properties have been sold and, in any event, not later than December 31, 2038. The bylaws of the Company provide that, during 1997, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company. See Proposed Merger - Note 6.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation:

               Certain prior year amounts have been reclassified in order to conform with the 1996 presentation.

          Income Taxes:

               The Company has and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code (the Code). As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets the requirements of the Code. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.

          Statements of Cash Flows:

               For purposes of financial statement presentation, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid $16,000 in interest cost in 1996.

          Real Estate Facilities:

               Cost of land includes appraisal and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1996 and 1995 to develop primarily mini-warehouse facilities and to a lesser extent, a business park facility. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on the straight-line basis over estimated useful lives of 25 and 5 years, respectively.

               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996 and based on current circumstances, such adoption did not have any effect on the financial statements.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               At December 31, 1996, the basis of real estate facilities (excluding land) for Federal income tax purposes (after adjustment for accumulated depreciation of $14,643,000) is $16,003,000.

          Revenue Recognition:

               Property rents are recognized as earned.

          Investment in affiliate:

               In February 1994, the Company purchased 23,000 common shares of Public Storage, Inc. (PSI), a publicly traded REIT and an affiliate of the Company, for $339,000. The Company has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1996 and 1995, the Company has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1996 and 1995, and has recorded a corresponding unrealized gain totaling $276,000 and $107,000, respectively, in shareholders' equity. The Company recognized $20,000 in dividends in 1996, 1995 and 1994.

          Net Income Per Share:

               Net income per share is based on net income attributable to each series of common shares and the weighted average number of such shares outstanding during the periods presented.

               Net income per share is presented on a primary and fully diluted basis. Primary earnings per share represents the Series A shareholders' right to distributions out of the respective period's net income, which is calculated by dividing net income after reduction for distributions to the Convertible Series B shareholders (Convertible Series C shareholders are not entitled to cash distributions) by the weighted average number of Series A shares (Note
          4). Fully diluted earnings per share assumes conversion of the Convertible Series B and Series C shares into Series A shares.

          Use of Estimates:

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Environmental Cost:

               Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $132,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.


3.        RELATED PARTY TRANSACTIONS

               The Company has a Management Agreement with Public Storage, Inc. ("PSI") pursuant to which PSI operates the Company's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Company's commercial property was operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement which provides for a fee equal to 5% of the facility's monthly gross revenue (as defined).

               PSI has a 95% economic interest in PSCPG (represented by nonvoting preferred stock) and B. Wayne Hughes, the Company's Chief Executive Officer, and members of his family (the "Hughes Family") had a 5% economic interest in PSCPG (represented by voting common stock) until December 1996 when the Hughes Family sold its interest to Ronald
          L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors.

               In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the operator of the Company's commercial property pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

               Each Management Agreement, as amended in February 1995, provides that the agreement will expire in February 2002 provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven-year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires on the first anniversary of its then scheduled expiration date. Each Management Agreement may also be terminated by either party for cause, but if terminated for cause by the Company, the Company retains the rights to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

               In August 1995, the Management Agreement for the mini-warehouse facilities was amended to provide that upon demand from PSI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $279,000. The amount has been expensed as management fees paid to affiliate during 1996.

4.        SHAREHOLDERS' EQUITY

               Series A shares are entitled to all distributions of cash from sale or refinancing and participate ratably with the Convertible Series B shares in distributions of cash flow from operations. The Convertible Series C shares (prior to conversion into Series A shares) will not participate in any distributions.

               The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1996, the Company has made and declared cumulative cash distributions of approximately $22,660,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1996, Conversion will occur when $20,078,000 in additional distributions with respect to the Series A shares have been made.

               Assuming liquidation of the Company at its net book value at December 31, 1996 and 1995, each Series of common shares would receive the following as a liquidating distribution:

                                                 1996             1995
                                            -------------      -------------
          Series A                           $32,437,000       $32,956,000
          Convertible Series B                 1,346,000         1,029,000
          Convertible Series C                 3,815,000         2,917,000
                                            -------------      -------------
          Total                              $37,598,000       $36,902,000
                                            =============      =============

               The Series A shares, Convertible Series B shares and Convertible Series C shares have equal voting rights. The holders of the Convertible Series B and Convertible Series C shares have agreed to vote along with the majority of the unaffiliated Series A shareholders on matters other than control of the Company and its business.

               The Company's Board of Directors has authorized the Company to purchase up to 900,000 shares of the Company's Series A common stock. As of December 31, 1996, the Company had purchased and retired 539,883 shares of Series A common stock, of which 35,000 and 75,600 were purchased and retired in 1996 and 1995, respectively.

               For Federal income tax purposes, all distributions declared by the Board of Directors in 1996, 1995 and 1994 were ordinary income.

5.        NOTE PAYABLE TO BANK

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

               During the first six months of 1996, the Company borrowed and repaid $1,050,000 on its line of credit facility. At December 31, 1996, there was no outstanding balance on the credit facility.

               Under covenants of the credit facility, the Company is (1) required to maintain a ratio of debt to net worth (as defined) of not more than .5 to 1.0, (2) required to maintain a REIT cash flow coverage ratio (as defined) measured on a year-to-date basis for each fiscal quarter of not less than 1.2 to 1.0 and (3) required to maintain a dividend cash flow coverage ratio (as defined) measured on a year- to-date basis for each fiscal quarter of not less than 1.0 to 1.0.

6.        PROPOSED MERGER

               In December 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $21.99 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $21.99, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $1.23 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $21.99 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at October 31, 1996 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at March 31, 1997. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $21.99 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $12.63 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $12.63 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $1.23 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in the first half of 1997. PSI is the Company's mini-warehouse operator and owns 34.86% of the total combined shares of the Company's common stock series A, B and C.

7.        QUARTERLY RESULTS (UNAUDITED)

               The following is a summary of unaudited quarterly results of operations:

                                                                              Three months ended
                                                        --------------------------------------------------------------
                                                          March 1996        June 1996       Sept. 1996       Dec. 1996
                                                        --------------    ------------    ------------      ----------
           Revenues                                       $2,035,000       $2,117,000       $2,152,000       $2,171,000

           Expenses                                        1,149,000        1,109,000        1,157,000        1,154,000
                                                        --------------    ------------    ------------      ----------
           Net income                                       $886,000       $1,008,000         $995,000       $1,017,000
                                                        ==============    ============    ============      ===========
           Primary earnings per share -Series A                $0.38            $0.43            $0.44            $0.44
                                                        ==============    ============    ============      ===========
           Fully diluted earnings per share-Series A           $0.29            $0.33            $0.33            $0.34
                                                        ==============    ============    ============      ===========


                                                                               Three months ended
                                                        ---------------------------------------------------------------
                                                         March 1995        June 1995       Sept. 1995        Dec. 1995
                                                        --------------    ------------    ------------      -----------
           Revenues                                       $1,941,000       $2,009,000       $2,086,000       $2,041,000

           Expenses                                        1,039,000        1,076,000        1,123,000        1,272,000
                                                        --------------    ------------    ------------      -----------
           Net Income                                       $902,000         $933,000         $963,000         $769,000
                                                        ==============    ============    ============      ===========
           Primary earnings per share-Series A                 $0.37            $0.38            $0.40            $0.30
                                                        ==============    ============    ============      ===========
           Fully diluted earnings per share-Series A           $0.29            $0.30            $0.30            $0.25
                                                        ==============    ============    ============      ===========

                       PUBLIC STORAGE PROPERTIES XV, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                  Initial Cost
                                                              ----------------------        Costs
                                                                         Bldg., Land   subsequent to
    Date                                                                    Imp &       construction
  Completed           Description           Encumbrances       Land       Equipment    (Improvements)
-----------------------------------------------------------------------------------------------------------
 Mini-warehouses:
    12/85     Livermore / S Frontage Rd          -             $773,000      $896,000          $39,000
     2/86     Garland / Plano                    -              950,000     1,327,000           31,000
    11/85     San Jose / Story Rd                -            2,579,000     1,209,000          135,000
    12/85     Aurora / Abilene Rd                -            2,231,000     1,699,000          110,000
    12/85     Antioch / Sunset Drive             -              543,000     1,166,000           55,000
     6/86     Rancho Cordova / Sunrise           -            1,255,000     1,787,000          167,000
    10/86     Berlin / Wilbur Cross              -              456,000     2,453,000           76,000
     3/86     Whittier/ Whittier Blvd            -              601,000     1,314,000           58,000
    11/86     Peabody / Newbury St.              -              688,000     2,885,000          121,000
     5/86     Denver / Blake                     -            1,030,000     1,006,000          123,000
     7/86     Evansville / Green River Rd        -              346,000     1,150,000           42,000
     6/86     Burien / First Ave                 -              395,000     1,432,000           50,000
     4/86     Rancho Cordova / Mather            -              773,000     1,232,000           57,000
     8/86     Sugar Land / Eldridge              -              556,000     1,156,000           80,000
     7/85     Columbus / Eastland Drive          -              230,000     1,132,000           29,000
     7/86     Sicklerville / Blackhorse Pike     -              303,000     1,047,000           58,000
     6/86     Seattle / Aurora                   -              530,000     1,349,000           65,000
     4/88     Manchester/Tolland Turnpike        -              707,000     2,036,000           60,000

  Combinations:
    11/87     Gaithersburg/Christopher Av        -            2,046,000     4,139,000          366,000
                                          ---------------------------------------------------------------
                                                 -          $16,992,000   $30,415,000       $1,722,000
                                          ===============================================================

                                              Gross Carrying Amount At December 31, 1996                    Life on Which
                                              -------------------------------------------                   Depreciation in
                                                           Bldg., Land                                      Latest Income
    Date                                                      Imp &                        Accumulated      Statements is
  Completed           Description              Land         Equipment        Total         Depreciation        Computed
---------------------------------------------------------------------------------------------------------------------------
 Mini-warehouses:
    12/85     Livermore / S Frontage Rd         $773,000        $935,000     $1,708,000         ($414,000)    5-25 years
     2/86     Garland / Plano                    950,000       1,358,000      2,308,000          (583,000)    5-25 years
    11/85     San Jose / Story Rd              2,579,000       1,344,000      3,923,000          (617,000)    5-25 years
    12/85     Aurora / Abilene Rd              2,231,000       1,809,000      4,040,000          (807,000)    5-25 years
    12/85     Antioch / Sunset Drive             543,000       1,221,000      1,764,000          (535,000)    5-25 years
     6/86     Rancho Cordova / Sunrise         1,255,000       1,954,000      3,209,000          (832,000)    5-25 years
    10/86     Berlin / Wilbur Cross              456,000       2,529,000      2,985,000          (989,000)    5-25 years
     3/86     Whittier/ Whittier Blvd            601,000       1,372,000      1,973,000          (553,000)    5-25 years
    11/86     Peabody / Newbury St.              688,000       3,006,000      3,694,000        (1,168,000)    5-25 years
     5/86     Denver / Blake                   1,030,000       1,129,000      2,159,000          (441,000)    5-25 years
     7/86     Evansville / Green River Rd        346,000       1,192,000      1,538,000          (495,000)    5-25 years
     6/86     Burien / First Ave                 395,000       1,482,000      1,877,000          (580,000)    5-25 years
     4/86     Rancho Cordova / Mather            773,000       1,289,000      2,062,000          (541,000)    5-25 years
     8/86     Sugar Land / Eldridge              556,000       1,236,000      1,792,000          (489,000)    5-25 years
     7/85     Columbus / Eastland Drive          230,000       1,161,000      1,391,000          (476,000)    5-25 years
     7/86     Sicklerville / Blackhorse Pike     303,000       1,105,000      1,408,000          (433,000)    5-25 years
     6/86     Seattle / Aurora                   530,000       1,414,000      1,944,000          (582,000)    5-25 years
     4/88     Manchester/Tolland Turnpike        707,000       2,096,000      2,803,000          (711,000)    5-25 years

  Combinations:
    11/87     Gaithersburg/Christopher Av      2,046,000       4,505,000      6,551,000        (1,587,000)    5-25 years
                                          -----------------------------------------------------------------
                                             $16,992,000     $32,137,000    $49,129,000      ($12,833,000)
                                          =================================================================

                       PUBLIC STORAGE PROPERTIES XV, INC.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(a) The following is a reconciliation of costs and related accumulated depreciation.

                              COSTS RECONCILIATION


                                                                            Years Ended December 31,
                                                         ----------------------------------------------------------------
                                                                 1996                 1995                 1994
                                                         ----------------------------------------------------------------

Balance at the beginning of the period                       $48,911,000          $48,633,000          $48,541,000

Additions during the period:

     Improvements                                                317,000              302,000              193,000

Deductions during the period                                     (99,000)             (24,000)            (101,000)
                                                         ----------------------------------------------------------------

Balance at the close of the period                           $49,129,000          $48,911,000          $48,633,000
                                                         ================================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION


                                                                            Years Ended December 31,
                                                         ----------------------------------------------------------------
                                                                 1996                 1995                 1994
                                                         ----------------------------------------------------------------

Balance at the beginning of the period                        $11,617,000          $10,362,000           $9,230,000

Additions during the period:

     Depreciation                                               1,276,000            1,271,000            1,233,000

Deductions during the period                                      (60,000)             (16,000)            (101,000)
                                                         ----------------------------------------------------------------

Balance at the close of the period                            $12,833,000          $11,617,000          $10,362,000
                                                         ================================================================


(b) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $30,646,000.

                       Public Storage Properties XV, Inc.

                                  EXHIBIT INDEX

                                  (Item 14(c))

2 Agreement and Plan of Reorganization among PSI, the Company and Public Storage Properties XIV, Inc. dated December 5, 1996. Filed with PSI's Registration Statement No. 333-22665 and incorporated herein by reference.

3.1 Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

3.2 Certificate of Amendment of Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

3.3 Amended and Restated Bylaws. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

3.4 Amendments to Bylaws Adopted on July 30, 1992. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995 between the Company and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2      Amended  Management  Agreement  dated  February  21, 1995  between the
          Company and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.3 Amendment to Amended Management Agreement dated August 8, 1995 between the Company, Public Storage Management, Inc. and Storage Equities, Inc. Previously filed with Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on form 10-Q for the period ended September 30, 1995 and incorporated herein by reference.

10.4 Revolving Credit Agreement between the Company and Manufacturers Bank dated January 8, 1996. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

27        Financial Data Schedule. Filed herewith.